Form 10-K
period 2005-12-31
CEF EQUIPMENT HOLDING GE COMMERCIAL EQUIP FIN SERIES 2005-1; CEF EQUIPMENT HOLDING LLC
filed 2006-03-31
CIK 1329107, 1180571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.
or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

333-123810, 333-123810-01

(Commission File Number)

GE COMMERCIAL EQUIPMENT FINANCING LLC, SERIES 2005-1,

Co-Registrant and Issuer

CEF EQUIPMENT HOLDING, L.L.C.,
Co-Registrant and Seller
(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of Incorporation of the Issuer)

20-2657810  (GE Commercial Equipment Financing LLC, Series 2005-1)

75-3066756 (CEF Equipment Holding, L.L.C.)

(Registrant’s I.R.S. Employer Identification No.)

44 Old Ridgebury Road

Danbury, Connecticut 06810

(203) 796-5518

(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by checkmark if the registrant is a well-known Issuer, as defined in Rule 405 of the Securities Act Yes ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) or the Act Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None.

Registrant does not have any voting stock.

Documents Incorporated by Reference. List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I

Item 1.  Business

Not applicable.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Not Applicable.

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Issuer, or to the extent relating to the Issuer or the assets of the Registrants, the Indenture Trustee, the Seller or General Electric Capital Corporation, as servicer (the “Servicer”), which were pending at December 31, 2005 or as of the date of this Report, other than ordinary routine litigation involving the assets of the Issuer or the duties of the Indenture Trustee, the Servicer or the Seller.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	To the best knowledge of the Company, there is no established public trading market for the Notes.

Each publicly-offered class of the Issuer’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

(b)	Not applicable.

(c)	Not applicable.

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Not applicable.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Not applicable.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Not applicable.

Item 11.  Executive Compensation

Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

General Electric Capital Services, Inc. (“GECS”) owns 100% of the Company’s limited liability equity interests. The address for GECS is 260 Long Ridge Road, Stanford, Connecticut 06927.

Each publicly offered class of the Issuer’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on behalf of the registrants by the undersigned, thereunto duly authorized.

Date: March 31, 2005

CEF EQUIPMENT HOLDING, L.L.C., as Co-Registrant, and as Seller on behalf of GE Commercial Equipment Financing LLC, Series 2005-1, as Co-Registrant

By: /s/ Michael Cipolla
Name: Michael Cipolla Title: Vice President and Principal Servicing Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the period covered by this report and the Company does not intend to furnish such materials to security holders subsequent to the filing of this report.

EXHIBIT INDEX

Exhibit 31: Certificate of Officer of Servicer Pursuant to Section 302(A) of the Sarbanese-Oxley Act of 2002.

Exhibit 99.1: Annual Statements as to Compliance.

Exhibit 99.2: Independent Accountant’s Report of March 15, 2006 on Management’s Assertions with respect to GE Commercial Equipment Financing LLC, Series 2005-1.

Exhibit 99.3: Current Reports on Form 8-K for the period ended December 31, 2005.